Form 10QSB
period 2000-09-30
PARC CAPITAL CORP
filed 2000-11-09
CIK 1100189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2000

OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                                       To

                         Commission file number 0-30339

                               PARC CAPITAL, CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             13-4079042
-------------------------------                           -------------------
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

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                          Outstanding at September 30, 2000

Common Stock, par value $0.0001                      5,000,000

ITEM 1.  FINANCIAL STATEMENTS

                               PARC CAPITAL, CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                               PARC CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000
                        (See Accountants' Review Report)


                                    CONTENTS


                                                                     Page
                                                                    -------
Accountants' Review Report .....................................       1.

Financial Statements:

      Balance Sheet ............................................       2.

      Statement of Income and Accumulated Deficit ..............       3.

      Statement of Changes in Stockholders' Equity .............       4.

      Statement of Cash Flows ..................................       5.

      Notes to Financial Statements ............................       6.


                           COHEN & KAMENY CPA'S PLLC

                            COHEN & KAMENY CPA'S PLLC
                       3530 HENRY HUDSON PARKWAY, SUITE B
                               RIVERDALE, NY 10463
                        (718) 548-7200 FAX (718) 796-0184

ELI COHEN, CPA
DAVID KAMENY, CPA
-----------------

                           ACCOUNTANTS' REVIEW REPORT

TO THE BOARD OF DIRECTORS
PARC CAPITAL, CORP.

We have reviewed the accompanying balance sheet of Parc Capital, Corp. (a Delaware corporation) as of September 30, 2000 and the related statements of operations and accumulated deficit, stockholders' equity and cash flows for the period from inception (September 8, 1999) to September 30, 2000 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Parc Capital, Corp.

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

                                                   COHEN & KAMENY CPA'S PLLC

RIVERDALE, NEW YORK
NOVEMBER 7, 2000

                               PARC CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                        (See Accountants' Review Report)


                                     ASSETS

CURRENT ASSETS:

    Cash .................................................    $   620.

TOTAL CURRENT ASSETS: ....................................        620.
                                                              --------


TOTAL ASSETS .............................................    $   620.
                                                              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
                                                              $    --
                                                              --------
TOTAL LIABILITIES: .......................................         --
                                                              --------

STOCKHOLDERS' EQUITY:

    Common stock, $.0001 par value, 10,000,000 shares
      authorized, 5,000,000 issued and outstanding .......    $   500.
    Additional paid in capital ...........................        225.
    Accumulated deficit ..................................       (105).
                                                              --------
TOTAL STOCKHOLDERS' EQUITY: ..............................        620.
                                                              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............    $   620.
                                                              ========


   The accompanying notes are an integral part of these financial statements.


                                                                           Page2
                           COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF INCOME AND ACCUMULATED DEFICIT
              FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000
                        (See Accountants' Review Report)


NET SALES .........................................      $      --

COST OF SALES .....................................             --

GROSS PROFIT ......................................             --
                                                          ----------

OPERATING EXPENSES ................................           (105).

(LOSS) FROM OPERATIONS ............................           (105).
                                                          ----------

NET (LOSS) ........................................           (105).
                                                          ----------

ACCUMULATED DEFICIT - BEGINNING OF PERIOD .........             --

ACCUMULATED DEFICIT - END OF PERIOD ...............       $    (105).
                                                          ==========

BASIC NET (LOSS) PER SHARE: .......................       $(0.000021)
                                                          ==========

FULLY DILUTED NET (LOSS) PER SHARE: ...............       $(0.000018)
                                                          ==========


   The accompanying notes are an integral part of these financial statements.



                                                                           Page3
                           COHEN & KAMENY CPA'S PLLC


                                                                               Additional
                                                               Common           Paid-in        Accumulated
                                                                Stock           Capital          Deficit
                                                              --------        -----------      -----------
Balances at inception -- September 8, 1999 .........          $    --          $   --           $    --

Common stock subscribed ............................              475.             --                --

Stock options exercised ............................               25.             225.

Net (Loss) .........................................               --              --             (105).
                                                              --------         --------         --------
Balances at September 30, 2000 .....................          $   500.         $   225.         $ (105).
                                                              ========         ========         ========


   The accompanying notes are an integral part of these financial statements.


                                                                           Page4
                           COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000
                        (See Accountants' Review Report)


CASH FLOWS FROM OPERATING ACTIVITIES:

           Operating expenses ..................................................   $  (105).
                                                                                   --------
NET CASH (USED) BY OPERATING ACTIVITIES ........................................      (105).
                                                                                   --------

CASH FLOWS FROM INVESTING ACTIVITIES: ..........................................      --
                                                                                   --------
NET CASH PROVIDED BY INVESTING ACTIVITIES ......................................      --
                                                                                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

           Common stock issued pursuant to exercised stock options .............       250.
           Common stock issued pursuant to stock subscription agreement ........       475.
                                                                                   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......................................       725.
                                                                                   --------
NET INCREASE IN CASH & CASH EQUIVALENTS ........................................       620.

           Cash -- at beginning of period ......................................      --
                                                                                   --------

CASH & CASH EQUIVALENTS - AT END OF PERIOD .....................................   $   620.
                                                                                   ========


   The accompanying notes are an integral part of these financial statements.



                                                                          Page 5
                           COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.

                        NOTES TO THE FINANCIAL STATEMENTS

               FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000

NOTE 1--DESCRIPTION OF THE COMPANY'S BUSINESS:

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies considered significant.

    (A)  STATEMENT OF CASH FLOWS:

           For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE 3--CAPITAL STOCK:

           As part of the Company's initial organization the Company was authorized to issue 10,000,000 shares of its $.0001 par value common stock. Subsequent to it's formation the Company entered into subscription agreements authorizing the issuance of 4,750,000 shares of its $ .0001 par value common stock. On November 26, 1999 the Company authorized a stock option plan reserving 1,000,000 shares of it's common stock, and pursuant to the plan granted stock options to it's officers and directors in the amount of 250,000 shares exercisable as defined by the terms of the stock option agreements. As of September 30, 2000, all of the stock options granted were exercised.

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

         (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PARC CAPITAL, CORP.

                             By:      /s/ MARK ELENOWITZ
                                 --------------------------------
                                      Mark Elenowitz, CEO

Dated: November 8, 2000