Form 10QSB
period 2000-12-31
PARC CAPITAL CORP
filed 2001-02-21
CIK 1100189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               December 31, 2000

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

           Class                          Outstanding at December 31, 2000

Common Stock, par value $0.0001                      5,000,000

ITEM 1.  FINANCIAL STATEMENTS

                               PARC CAPITAL, CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                     FOR THE PERIOD ENDED DECEMBER 31, 2000

                               PARC CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2000
                        (See Accountants' Review Report)


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

ELI COHEN, CPA
DAVID KAMENY, CPA
-------------------



                           ACCOUNTANTS' REVIEW REPORT

TO THE BOARD OF DIRECTORS
PARC CAPITAL, CORP.

We have reviewed the accompanying balance sheet of Parc Capital, Corp. (a Delaware corporation) as of December 31, 2000 and the related statements of operations and accumulated deficit, stockholders' equity and cash flows for the period from inception (September 8, 1999) to December 31, 2000 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Parc Capital, Corp.

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

                                                       COHEN & KAMENY CPA'S PLLC

RIVERDALE, NEW YORK
FEBRUARY 20, 2001

                               PARC CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2000
                        (See Accountants' Review Report)


                                     ASSETS

CURRENT ASSETS:

    Cash .................................................    $   575.

TOTAL CURRENT ASSETS: ....................................        575.
                                                              --------


TOTAL ASSETS .............................................    $   575.
                                                              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
                                                              $    --
                                                              --------
TOTAL LIABILITIES: .......................................         --
                                                              --------

STOCKHOLDERS' EQUITY:

    Common stock, $.0001 par value, 10,000,000 shares
      authorized, 5,000,000 issued and outstanding .......    $   500.
    Additional paid in capital ...........................        225.
    Accumulated deficit ..................................       (150).
                                                              --------
TOTAL STOCKHOLDERS' EQUITY: ..............................        575.
                                                              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............    $   575.
                                                              ========


   The accompanying notes are an integral part of these financial statements.


                                                                           Page2
                           COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF INCOME AND ACCUMULATED DEFICIT
              FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2000
                        (See Accountants' Review Report)


NET SALES .........................................      $      --

COST OF SALES .....................................             --

GROSS PROFIT ......................................             --
                                                          ----------

OPERATING EXPENSES ................................           (150).

(LOSS) FROM OPERATIONS ............................           (150).
                                                          ----------

NET (LOSS) ........................................           (150).
                                                          ----------

ACCUMULATED DEFICIT - BEGINNING OF PERIOD .........             --

ACCUMULATED DEFICIT - END OF PERIOD ...............       $    (150).
                                                          ==========

BASIC NET (LOSS) PER SHARE: .......................       $(0.000030)
                                                          ==========

FULLY DILUTED NET (LOSS) PER SHARE: ...............       $(0.000026)
                                                          ==========


   The accompanying notes are an integral part of these financial statements.



                                                                           Page3
                           COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2000
                        (See Accountants' Review Report)



                                                                               Additional
                                                               Common           Paid-in        Accumulated
                                                                Stock           Capital          Deficit
                                                              --------        -----------      -----------
Balances at inception -- September 8, 1999 .........          $    --          $   --           $    --

Common stock subscribed ............................              475.             --                --

Stock options exercised ............................               25.             225.

Net (Loss) .........................................               --              --             (150).
                                                              --------         --------         --------
Balances at December 31, 2000 .....................           $   500.         $   225.         $ (150).
                                                              ========         ========         ========


   The accompanying notes are an integral part of these financial statements.


                                                                           Page4
                           COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2000
                        (See Accountants' Review Report)


CASH FLOWS FROM OPERATING ACTIVITIES:

           Operating expenses ..................................................   $  (150).
                                                                                   --------
NET CASH (USED) BY OPERATING ACTIVITIES ........................................      (150).
                                                                                   --------

CASH FLOWS FROM INVESTING ACTIVITIES: ..........................................      --
                                                                                   --------
NET CASH PROVIDED BY INVESTING ACTIVITIES ......................................      --
                                                                                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

           Common stock issued pursuant to exercised stock options .............       250.
           Common stock issued pursuant to stock subscription agreement ........       475.
                                                                                   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......................................       725.
                                                                                   --------
NET INCREASE IN CASH & CASH EQUIVALENTS ........................................       575.

           Cash -- at beginning of period ......................................      --
                                                                                   --------

CASH & CASH EQUIVALENTS - AT END OF PERIOD .....................................   $   575.
                                                                                   ========


   The accompanying notes are an integral part of these financial statements.



                                                                          Page 5
                           COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2000

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

NOTE 3  - CAPITAL STOCK:

            As part of the Company's initial organization the Company was authorized to issue 10,000,000 shares of its $.0001 par value common stock. Subsequent to it's formation the Company entered into subscription agreements authorizing the issuance of 4,750,000 shares of its $ .0001 par value common stock. On November 26, 1999 the Company authorized a stock option plan reserving 1,000,000 shares of it's common stock, and pursuant to the plan granted stock options to it's officers and directors in the amount of 250,000 shares exercisable as defined by the terms of the stock option agreements. As of December 31, 2000, all of the stock options granted were exercised.

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

     (b) Reports on Form 8-K

      There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2000.

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

Dated:  February 21, 2000