Form 10QSB
period 2001-06-30
PARC CAPITAL CORP
filed 2001-08-14
CIK 1100189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from               to
                                           -------------    -----------

                         Commission file number 0-30339

                               PARC CAPITAL, CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                               13-4079042
-------------------------------                             ------------------
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

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                                 Outstanding at June 30, 2001
             -----                                 ----------------------------
Common Stock, par value $0.0001                               5,000,000

ITEM 1.  FINANCIAL STATEMENTS

                               PARC CAPITAL, CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                       FOR THE PERIOD ENDED JUNE 30, 2001

                               PARC CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2001
                        (See Accountants' Review Report)


                                    CONTENTS


                                                                      PAGE
                                                                      ----
Accountants' Review  Report                                            1.

Financial Statements:

  Balance Sheet                                                        2.

  Statement of Income and Accumulated Deficit                          3.

  Statement of Changes in Stockholders' Equity                         4.

  Statement of Cash Flows                                              5.

  Notes to Financial Statements                                        6-7



                           COHEN & KAMENY CPA'S PLLC

                            COHEN & KAMENY CPA'S PLLC
                       3530 HENRY HUDSON PARKWAY, SUITE B
                               RIVERDALE, NY 10463
                        (718) 548-7200 FAX (718) 796-0184

ELI COHEN, CPA
DAVID KAMENY, CPA
-------------------



                           ACCOUNTANTS' REVIEW REPORT


TO THE BOARD OF DIRECTORS
PARC CAPITAL, CORP.

We have reviewed the accompanying balance sheet of Parc Capital, Corp. (a Delaware corporation) as of June 30, 2001 and the related statements of operations and accumulated deficit, stockholders' equity and cash flows for the period from inception (September 8, 1999) to June 30, 2001 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Parc Capital, Corp.

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


                                                      /s/ COHEN & KAMENY

                                                      COHEN & KAMENY CPA'S PLLC

RIVERDALE, NEW YORK
AUGUST 9, 2001

                               PARC CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               AS OF JUNE 30, 2001
                        (See Accountants' Review Report)

                                     ASSETS


CURRENT ASSETS:

  Cash                                                                 $  485.

TOTAL CURRENT ASSETS:                                                     485.
                                                                       -------

TOTAL ASSETS                                                           $  485.
                                                                       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

                                                                       $   --
                                                                       -------
TOTAL LIABILITIES:                                                         --
                                                                       -------

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value, 10,000,000 shares authorized,
        5,000,000 issued and outstanding                               $  500.
  Additional paid in capital                                              225.
  Accumulated deficit                                                    (240).
                                                                       -------
TOTAL STOCKHOLDERS' EQUITY:                                               485.
                                                                       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  485.
                                                                       =======



   The accompanying notes are an integral part of these financial statements.

                                                                         Page 2.

                           COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2001
                        (See Accountants' Review Report)



NET SALES                                                        $    --


COST OF SALES                                                         --


GROSS PROFIT                                                          --
                                                                 ------------

OPERATING EXPENSES                                                      (240).

(LOSS) FROM OPERATIONS                                                  (240).
                                                                 ------------

NET (LOSS)                                                              (240).
                                                                 ------------

ACCUMULATED DEFICIT - BEGINNING OF PERIOD                             --

ACCUMULATED DEFICIT - END OF PERIOD                              $      (240).
                                                                 ============

BASIC NET (LOSS) PER SHARE:                                      $ (0.000048)
                                                                 ============

FULLY DILUTED NET (LOSS) PER SHARE:                              $ (0.000042)
                                                                 ============




   The accompanying notes are an integral part of these financial statements.

                                                                         Page 3.

                           COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2001
                        (See Accountants' Review Report)


                                                               Additional
                                                Common          Paid-in         Accumulated
                                                 Stock          Capital           Deficit
                                                -------------------------------------------

Balances at inception--September 8, 1999        $   --           $   --          $     --

Common stock subscribed                             475.             --                --

Stock options exercised                              25.             225.

Net (Loss)                                           --              --              (240).
                                                -------------------------------------------
Balances at June 30, 2001                       $   500.         $   225.        $   (240).
                                                ===========================================




   The accompanying notes are an integral part of these financial statements.

                                                                         Page 4.

                           COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2001
                        (See Accountants' Review Report)



CASH FLOWS FROM OPERATING ACTIVITIES:

  Operating expenses                                                $   (240).
                                                                    ----------
NET CASH (USED) BY OPERATING ACTIVITIES                                 (240).
                                                                    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

                                                                         --
                                                                    ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                --
                                                                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issued pursuant to exercised stock options                250.
  Common stock issued pursuant to stock subscription agreement           475.
                                                                    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                725.
                                                                    ----------

NET INCREASE IN CASH & CASH EQUIVALENTS                                  485.

  Cash--at beginning of period                                           --
                                                                    ----------

CASH & CASH EQUIVALENTS--AT END OF PERIOD                           $    485.
                                                                    ==========




   The accompanying notes are an integral part of these financial statements.

                                                                         Page 5.

                           COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2001

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

NOTE 3 - CAPITAL STOCK:

          As part of the Company's initial organization the Company was authorized to issue 10,000,000 shares of its $.0001 par value common stock. Subsequent to it's formation the Company entered into subscription agreements authorizing the issuance of 4,750,000 shares of its $ .0001 par value common stock. On November 26, 1999 the Company authorized a stock option plan reserving 1,000,000 shares of it's common stock, and pursuant to the plan granted stock options to it's officers and directors in the amount of 250,000 shares exercisable as defined by the terms of the stock option agreements. As of June 30, 2001, all of the stock options granted were exercised.



                                                                         Page 6.

                           COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2001

NOTE 4 - SUBSEQUENT EVENTS:

          On August 8, 2001 the majority shareholder of the Company, TM Capital Partners, LLC, which owned 4,750,000 shares of the 5,000,000 common shares outstanding, sold its shares to Cyber Vision Global Ventures Holdings Limited ("Cyber Vision") in exchange for $30,000.

          As a result of this sale Cyber Vision will now have control of the Company through its acquisition of 95% of the outstanding common shares of the Company. As part of this transaction the current management and directors will remain with the Company until Cyber Vision appoints successors to the current directors and officers of the Company. At the time these financial statements were prepared Cyber Vision has not made any announcements as to their future plans for the Company.



                                                                         Page 7.

                            COHEN & KAMENY CPA'S PLLC

ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sale of Controlling Interest by TM Capital Partners, LLC

On August 8, 20001, TM Capital Partners, LLC ("TM Capital"), which is owned partially by Mark Elenowitz and Louis Taubman, and held approximately 95% of the Company's shares of Common Stock, sold its 4,750,000 shares of the Company's Common Stock to Cyber Vision Global Ventures Holdings Limited ("Cyber Vision") in exchange for $30,000.

Prior to the Stock Purchase, the Company only had one class of voting stock outstanding, its Common Stock. The authorized capital stock of the Company consists of 10,000,000 shares of Common Stock, par value $.0001 per share. The Company currently has issued and outstanding 5,000,000 shares of Common Stock, par value $0.0001 per share. Of those 5,000,000 shares of Common Stock, 4,750,000 were held by TM Capital. Each outstanding share is entitled to one vote.

Pursuant to the Stock Purchase Agreement, approximately 95% of the Company's Common Stock will be held by Cyber Vision. Approximately 5% of the Company's Common Stock will be held by the Company's present shareholders. As a result of Cyber Vision owning the 95% of the Company's issued, outstanding and voting stock, it will control the Company's business affairs.

Cyber Vision has not yet informed the Company as to whether it intends to commence operations or in what industry it will seek to develop the Company's business. Mark Elenowitz and Louis Taubman have agreed to remain officers and directors of the Company until Cyber Vision announces their successors.

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

     (b) Reports on Form 8-K

          The Company is contemporaneously filing a report of Form 8-K regarding the sale by TM Capital Partners, LLC., of its controlling interest in the Company.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PARC CAPITAL, CORP.


                                                By: /s/ MARK ELENOWITZ
                                                    -----------------------
                                                    Mark Elenowitz, CEO

Dated:  August 14, 2001