Form 10QSB
period 2001-09-30
PARC CAPITAL CORP
filed 2001-11-29
CIK 1100189

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2001

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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                   Outstanding at June 30, 2001
-------------------------------                    -----------------------------
Common Stock, par value $0.0001                              5,000,000

ITEM 1.  FINANCIAL STATEMENTS



                              PARC CAPITAL, CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                    FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                              PARC CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2001
                        (See Accountants' Review Report)



                                    CONTENTS
                                    --------




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

                            COHEN & KAMENY CPA'S PLLC
                       3530 HENRY HUDSON PARKWAY, SUITE B
                               RIVERDALE, NY 10463
                        (718) 548-7200 FAX (718) 796-0184


ELI COHEN, CPA
DAVID KAMENY, CPA
-------------------



                           ACCOUNTANTS' REVIEW REPORT
                           --------------------------




TO THE BOARD OF DIRECTORS
PARC CAPITAL, CORP.



We have reviewed the accompanying balance sheet of Parc Capital, Corp. (a Delaware corporation) as of September 30, 2001 and the related statements of operations and accumulated deficit, stockholders' equity and cash flows for the period from inception (September 8, 1999) to September 30, 2001 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Parc Capital, Corp.

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




                                                       COHEN & KAMENY CPA'S PLLC





RIVERDALE, NEW YORK
NOVEMBER 19, 2001

                              PARC CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                        (See Accountants' Review Report)


                                     ASSETS
                                     ------

CURRENT ASSETS:

    Cash                                                               $   415.

TOTAL CURRENT ASSETS:                                                      415.
                                                                       ---------


TOTAL ASSETS                                                           $   415.
                                                                       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:

                                                                       $     -
                                                                       ---------
TOTAL LIABILITIES:                                                           -
                                                                       ---------


STOCKHOLDERS' EQUITY:

    Common stock, $.0001 par value, 10,000,000 shares
       authorized, 5,000,000 issued and outstanding                    $   500.
    Additional paid in capital                                             225.
    Accumulated deficit                                                   (310).
                                                                       ---------

TOTAL STOCKHOLDERS' EQUITY:                                                415.
                                                                       ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   415.
                                                                       =========


   The accompanying notes are an integral part of these financial statements.
                                                                         Page 2.

                              PARC CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF INCOME AND ACCUMULATED DEFICIT
              FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2001
                        (See Accountants' Review Report)





NET SALES                                                            $     -


COST OF SALES                                                              -


GROSS PROFIT                                                               -
                                                                     -----------


OPERATING EXPENSES                                                       (310).


(LOSS) FROM OPERATIONS                                                   (310).
                                                                     -----------


NET (LOSS)                                                               (310).
                                                                     -----------


ACCUMULATED DEFICIT - BEGINNING OF PERIOD                                  -


ACCUMULATED DEFICIT - END OF PERIOD                                  $   (310).
                                                                     ===========

BASIC NET (LOSS) PER SHARE:                                          $(0.000062)
                                                                     ===========

FULLY DILUTED NET (LOSS) PER SHARE:                                  $(0.000054)
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.
                                                                         Page 3.


                              PARC CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2001
                        (See Accountants' Review Report)



                                                                      Additional
                                                       Common          Paid-in         Accumulated
                                                        Stock          Capital           Deficit
                                                   --------------------------------------------------
Balances at inception - September 8, 1999          $       -         $      -          $     -

Common stock subscribed                                    475.             -                -

Stock options exercised                                     25.            225.              -

Net (Loss)                                                  -               -              (310).

                                                   -------------------------------------------------
Balances at September 30, 2001                     $       500.      $     225.        $   (310).
                                                   =================================================

   The accompanying notes are an integral part of these financial statements.
                                                                         Page 4.

                              PARC CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2001
                        (See Accountants' Review Report)




CASH FLOWS FROM OPERATING ACTIVITIES:

     Operating expenses                                              $   (310).
                                                                     -----------
NET CASH (USED) BY OPERATING ACTIVITIES                                  (310).
                                                                     -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                           -
                                                                     -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                  -
                                                                     -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Common stock issued pursuant to exercised stock options              250.
     Common stock issued pursuant to stock subscription agreement         475.
                                                                     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 725.
                                                                     -----------


NET INCREASE IN CASH & CASH EQUIVALENTS                                   415.

     Cash - at beginning of period                                         -
                                                                     -----------

CASH & CASH EQUIVALENTS - AT END OF PERIOD                           $    415.
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.
                                                                         Page 5.

                               PARC CAPITAL, CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2001


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


NOTE 3  - CAPITAL STOCK:

         As part of the Company's initial organization the Company was authorized to issue 10,000,000 shares of its $.0001 par value common stock. Subsequent to it's formation the Company entered into subscription agreements authorizing the issuance of 4,750,000 shares of its $ .0001 par value common stock. On July 27, 2001, pursuant to a stock purchase agreement, the majority shareholder of the Company, TM Capital Partners, LLC, which owned 4,750,000 shares of the 5,000,000 common shares outstanding, sold its shares to Cyber Vision Global Ventures Holdings Limited ("Cyber Vision"). Cyber Vision now has control of the Company through its acquisition of 95% of the outstanding common shares of the Company. As part of the stock purchase agreement the current management and directors will remain with the Company until Cyber Vision appoints successors to the current directors and officers of the Company. At the time these financial statements were prepared Cyber Vision has not made any announcements as to their future plans for the Company.

                                                                         Page 6.

                               PARC CAPITAL, CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2001


NOTE 3  - CAPITAL STOCK:  continued

         On November 26, 1999 the Company authorized a stock option plan reserving 1,000,000 shares of it's common stock, and pursuant to the plan granted stock options to it's officers and directors in the amount of 250,000 shares exercisable as defined by the terms of the stock option agreements. As of September 30, 2001, all of the stock options granted were exercised.















                                                                         Page 7.

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

We have registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We have filed with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. As a reporting company under the Exchange Act, we may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange
Act), and our class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that we are in compliance with applicable laws, rules and regulations, including compliance with our reporting requirements under the Exchange Act. We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

Sale of Controlling Interest by TM Capital Partners, LLC
--------------------------------------------------------

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

Pursuant to the Stock Purchase Agreement, approximately 95% of the Company's Common Stock is currently held by Cyber Vision. As a result of Cyber Vision owning the 95% of the Company's issued, outstanding and voting stock, it currently controls the Company's business affairs.

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

(b)      Reports on Form 8-K

         On August 14, 2001, we filed a report of Form 8-K regarding the sale by TM Capital Partners, LLC., of its controlling interest in the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PARC CAPITAL, CORP.

                                                By: /s/ Mark Elenowitz
                                                   ---------------------------
                                                   Mark Elenowitz, CEO

Dated:  November 29, 2001