Form 10QSB
period 2001-12-31
PARC CAPITAL CORP
filed 2002-04-23
CIK 1100189

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                December 31, 2001

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

                  225 Broadway, Suite 1200, New York, NY 10007
               (Address of principal executive offices (zip code))

                                  212/732-7184
              (Registrant's telephone number, including area code)

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

              Class                            Outstanding at December 31, 2001

Common Stock, par value $0.0001                          5,000,000

ITEM 1. FINANCIAL STATEMENTS

                               PARC CAPITAL, CORP.
                               -------------------

                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                     FOR THE PERIOD ENDED DECEMBER 31, 2001
                     --------------------------------------

                                    CONTENTS
                                    --------




                                                                        PAGE
                                                                        ----


Accountants' Review  Report                                              F-1.

Financial Statements:

                 Balance Sheet                                           F-2.

                 Statement of Income and Accumulated Deficit             F-3.

                 Statement of Changes in Stockholders' Equity            F-4.

                 Statement of Cash Flows                                 F-5.

                 Notes to Financial Statements                        F-6 - F-7

                            COHEN & KAMENY CPA'S PLLC
                       3530 HENRY HUDSON PARKWAY, SUITE B
                               RIVERDALE, NY 10463
                        (718) 548-7200 FAX (718) 796-0184


ELI COHEN, CPA
DAVID KAMENY, CPA
-----------------



                           ACCOUNTANTS' REVIEW REPORT
                           --------------------------




TO THE BOARD OF DIRECTORS
PARC CAPITAL, CORP.



We have reviewed the accompanying balance sheet of Parc Capital, Corp. (a Delaware corporation) as of December 31, 2001 and the related statements of income and accumulated deficit, stockholders' equity and cash flows for the period from inception (September 8, 1999) to December 31, 2001 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Parc Capital, Corp.

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




                                                      COHEN & KAMENY CPA'S PLLC





RIVERDALE, NEW YORK
JANUARY 29, 2002

                              PARC CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2001
                        (See Accountant's Review Report)

                                     ASSETS
                                     ------



CURRENT ASSETS:
---------------

        Cash                                                           $   370.

TOTAL CURRENT ASSETS:                                                      370.
---------------------                                                  ---------


TOTAL ASSETS                                                           $   370.
------------                                                           ---------




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:
------------

                                                                       $     -

                                                                       ---------
TOTAL LIABILITIES:                                                           -
------------------                                                     ---------


STOCKHOLDERS' EQUITY:
---------------------

        Common stock, $.0001 par value, 10,000,000
          shares authorized, 5,000,000 issued
          and outstanding                                              $   500.
        Additional paid in capital                                         225.
        Accumulated deficit                                               (355).

                                                                       ---------
TOTAL STOCKHOLDERS' EQUITY:                                                370.
---------------------------                                            ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   370.
------------------------------------------                             ---------


    The accompanying notes are integral part of these financial statements.

                           COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF INCOME AND ACCUMULATED DEFICIT
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2001
                        (See Accountant's Review Report)


NET SALES                                                            $       -
---------


COST OF SALES                                                                -
-------------


GROSS PROFIT                                                                 -
------------                                                         -----------


OPERATING EXPENSES                                                        (355).
------------------


(LOSS) FROM OPERATIONS                                                    (355).
----------------------                                               -----------


NET (LOSS)                                                                (355).
----------                                                           -----------


ACCUMULATED DEFICIT - BEGINNING OF PERIOD                                    -
-----------------------------------------


ACCUMULATED DEFICIT - END OF PERIOD                                  $   (355).
-----------------------------------                                  -----------

BASIC NET (LOSS) PER SHARE:                                          $(0.000071)
---------------------------                                          -----------

FULLY DILUTED NET (LOSS) PER SHARE:                                  $(0.000062)
-----------------------------------                                  -----------



    The accompanying notes are integral part of these financial statements.

                           COHEN & KAMENY CPA'S PLLC


                               PARC CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2001
                        (See Accountant's Review Report)




                                                                   Additional
                                                     Common          Paid-in      Accumulated
                                                      Stock          Capital         Deficit
                                                   -------------   -------------   --------------

Balances at inception - September 8, 1999          $          -    $          -    $          -

Common stock subscribed                                     475.              -               -

Stock options exercised                                      25.            225.              -

Net (Loss)                                                    -               -            (355).
                                                   -------------   -------------   --------------
Balances at December 31, 2001                      $        500.   $        225.   $       (355).
                                                   -------------   -------------   --------------

         The accompanying notes are integral part of these financial statements.

                                COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2001
                        (See Accountant's Review Report)


CASH FLOWS FROM OPTERATING ACTIVITIES:
--------------------------------------
   Operating expenses                                                $    (355).

                                                                     -----------
NET CASH (USED) BY OPERATING ACTIVITIES                                   (355).
---------------------------------------                              -----------


CASH FLOWS FROM INVESTING ACTIVITIES:                                        -
------------------------------------
                                                                     -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                    -
-----------------------------------------                            -----------

CASH FLOW FROM FINANCING ACTIVITIES
-----------------------------------
   Common stock issued pursuant to
     exercised stock options                                               250.
   Common stock issued pursuant to
     stock subscription agreement                                          475.

                                                                     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  725.
-----------------------------------------                            -----------


NET INCREASE IN CASH & CASH EQUIVALENTS                                    370.
---------------------------------------
   Cash  - at beginning of period                                            -
                                                                     -----------

CASH & CASH EQUIVALENTS - AT END OF PERIOD                            $     370.
------------------------------------------                           -----------


    The accompanying notes are integral part of these financial statements.

                           COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.
                               -------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2001
               --------------------------------------------------


NOTE 1 - DESCRIPTION OF THE COMPANY'S BUSINESS:
------   --------------------------------------

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------   -------------------------------------------

                  The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies considered significant.


         (A) STATEMENT OF CASH FLOWS:
         --- ------------------------

                  For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


NOTE 3 - CAPITAL STOCK:
------   --------------

                  As part of the Company's initial organization the Company was authorized to issue 10,000,000 shares of its $.0001 par value common stock. Subsequent to it's formation the Company entered into subscription agreements authorizing the issuance of 4,750,000 shares of its $ .0001 par value common stock. On On August 8, 2001, pursuant to a stock purchase agreement, the majority shareholder of the Company, TM Capital Partners, LLC, which owned 4,750,000 shares of the 5,000,000 common shares outstanding, sold its shares to Cyber Vision Global Ventures Holdings Limited ("Cyber Vision"). Cyber Vision now has control of the Company through its acquisition of 95% of the outstanding common shares of the Company. As part of the stock purchase agreement the current management and directors will remain with the Company until Cyber Vision appoints successors to the current directors and officers of the Company. At the time these financial statements were prepared Cyber Vision has not made any announcements as to their future plans for the Company.

                           COHEN & KAMENY CPA'S PLLC

                               PARC CAPITAL, CORP.
                               -------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2001
               --------------------------------------------------


NOTE 3  - CAPITAL STOCK:  continued
------    --------------

                  On November 26, 1999 the Company authorized a stock option plan reserving 1,000,000 shares of it's common stock, and pursuant to the plan granted stock options to it's officers and directors in the amount of 250,000 shares exercisable as defined by the terms of the stock option agreements. As of December 30, 2001, all of the stock options granted were exercised.




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

We have registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We have filed with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. As a reporting company under the Exchange Act, we may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that during the prior 12 month period we have timely filed all reports required under the Exchange Act), and our class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that we are in compliance with applicable laws, rules and regulations, including compliance with our reporting requirements under the Exchange Act. We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company that desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

Sale of Controlling Interest by TM Capital Partners, LLC
--------------------------------------------------------

On August 8, 2001, TM Capital Partners, LLC ("TM Capital"), which is owned partially by Mark Elenowitz and Louis Taubman, and held approximately 95% of the Company's shares of Common Stock, sold its 4,750,000 shares of the Company's Common Stock to Cyber Vision Global Ventures Holdings Limited ("Cyber Vision") in exchange for $30,000.

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

         (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PARC CAPITAL, CORP.

                                                  By: /s/ Mark Elenowitz
                                                      -------------------
                                                      Mark Elenowitz, CEO

Dated:  April 19, 2002